Form 10QSB
period 2001-03-31
INTERNATIONAL ENERGY CONSULTANTS INC
filed 2001-10-15
CIK 1074378

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended:
        March 31, 2001

        Or
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from ____________________________ to

                       Commission File Number: 000-32243

             (Exact name of registrant as specified in its charter)

                     INTERNATIONAL ENERGY CONSULTANTS, INC.

(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)
           NEVADA                                       88-0387107

(Address of principal executive offices)                          (Zip Code)
6857 W. CHARLESTON
LAS VEGAS, NEVADA                                                   89117

(Registrant's telephone number, including area code)
(702) 360-3472

(Former name, former address and former fiscal year, if changed since last report)
Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes     X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities
Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
          Yes     No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of October 2, 2001, the Company had 3,770,019 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

                     INTERNATIONAL ENERGY CONSULTANTS, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                  (Unaudited)
                                                   March 31,          December 31,
                                                      2001                2000
                                                 ----------          ----------
Current assets
    Cash and cash equivalents                  $     11,143        $     69,271
    Available for sale securities                    11,725              11,875
    Note receivable                                 200,000                   -
    Prepaid expenses                                 11,307              11,567
                                                 ----------          ----------
              Total current assets                  234,175              92,713
Property and equipment, net                          42,271              47,061
Other assets
    Notes receivable from related parties           337,680             330,815
    Interest receivable from related parties         15,035               7,957
    Deposits and other                               15,172              15,680
                                                 ----------          ----------
              Total other assets                    367,887             354,452
                                                 ----------          ----------
              Total assets                     $    644,333        $    494,226
                                                 ==========          ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                           $     73,499        $    130,404
    Accrued liabilities                              10,180               5,998
                                                 ----------          ----------
              Total current liabilities              83,679             136,402
Deferred rent                                         2,451               2,719
                                                 ----------          ----------
              Total liabilities                      86,130             139,121
Shareholders' equity
    Common stock - $0.01 par value;
      50,000,000 shares authorized;
      2,754,272 (unaudited) and
      2,202,035 shares issued and
      outstanding, respectively                      27,543              22,020
    Additional paid-in capital                    4,672,289           4,000,212
    Accumulated deficit                          (4,122,104)         (3,647,752)
    Accumulated other comprehensive loss            (19,525)            (19,375)
                                                 ----------          ----------
              Total shareholders' equity            558,203             355,105
                                                 ----------          ----------
              Total liabilities and
                 shareholders' equity          $    644,333        $    494,226
                                                 ==========          ==========

See notes to accompanying interim financial statements.

                     INTERNATIONAL ENERGY CONSULTANTS, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three months ended March 31,
                                                      2001                2000
                                                 ----------          ----------

Revenues                                       $          -        $          -
Operating expenses                                  343,884             466,576
                                                 ----------          ----------
         Operating loss                            (343,884)           (466,576)
Other income (expense)
    Write off of advance to investee               (137,546)                  -
    Interest income from related parties              7,078                 425
                                                 ----------          ----------
         Total other income (expense)              (130,468)                425
                                                 ----------          ----------
         Net loss                              $   (474,352)       $   (466,151)
                                                 ==========          ==========

Net loss per common share - basic
   and diluted                                 $      (0.19)       $      (0.38)
                                                 ==========          ==========
Weighted average number of common
   shares outstanding - basic and diluted         2,508,611           1,215,061
                                                 ==========          ==========

See notes to accompanying interim financial statements.

                     INTERNATIONAL ENERGY CONSULTANTS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  Three months        Three months
                                                     ended               ended
                                                    March 31,           March 31,
                                                      2001                2000
                                                 ----------          ----------
Cash flows from operating activities
    Net loss                                   $   (474,352)       $   (466,151)
    Adjustments to reconcile net loss
       to net cash used in
       operating activities:
      Depreciation                                    4,790               4,299
      Common stock issued for services               15,000             109,374
      Common stock issued as compensation            52,500                  -
      Changes in operating assets and
          liabilities:
        Prepaid expenses                                260              (8,311)
        Deposits and other                              508                  -
        Accounts payable                            (56,905)            (12,556)
        Accrued liabilities                           4,182               1,526
        Deferred rent                                  (268)            (14,739)
                                                 ----------          ----------
              Cash flows used in
                operating activities               (454,285)           (386,558)
Cash flows from investing activities
    Purchases of property and equipment                  -               (8,185)
    Advances on notes receivable                   (200,000)                 -
    Advances on notes receivable from
      related parties                                (6,865)            (52,385)
    Interest receivable from related parties         (7,078)               (425)
                                                 ----------          ----------
              Cash flows used in investing
                 activities                        (213,943)            (60,995)
Cash flows from financing activities
    Proceeds from issuance of common stock          610,100             457,190
                                                 ----------          ----------
Net increase (decrease) in cash and
   cash equivalents                                 (58,128)              9,637
Cash and cash equivalents,
   beginning of period                               69,271              86,327
                                                 ----------          ----------
Cash and cash equivalents,
   end of period                               $     11,143        $     95,964
                                                 ==========          ==========
Supplemental disclosures for cash
   flow information:
    Cash paid during the period for:
      Interest                                 $         -         $         -
                                                 ==========          ==========
      Income taxes                             $         -         $         -
                                                 ==========          ==========

See notes to accompanying interim financial statements.

                     INTERNATIONAL ENERGY CONSULTANTS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The interim condensed financial statements included herein have been prepared by
International Energy Consultants, Inc. ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim financial statements reflect all adjustments that are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. All such adjustments are of a normal recurring nature. It is recommended that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual financial statements for the years ended December 31, 2000 and 1999. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

NOTE 2.  GOING CONCERN

The financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained net losses of $1,939,068 and $1,497,600 for the years ended December 31, 2000 and 1999, respectively, and a net loss of $474,352 for the three months ended March 31, 2001. Cash used in operations for the same periods aggregated $1,326,971, $1,473,163, and $454,285, respectively. The Company's continued existence depends upon the success of management to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of its common stock. The Company provides no assurances that it will be successful in completing additional financing transactions.

The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the Company's inability to continue as a going concern.

                     INTERNATIONAL ENERGY CONSULTANTS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 141, "Business Combinations," which requires the purchase method of accounting for business combination transactions initiated after June 30, 2001.

In July 2001, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets, "
which requires that goodwill recorded on acquisitions completed prior to July 1,
2001 be amortized through December 31, 2001. Goodwill amortization is precluded on acquisitions completed after June 30, 2001. Effective January 1, 2002, goodwill will no longer be amortized, but will be tested for impairment as set forth in the statement.

NOTE 4.  NOTE RECEIVABLE

During the first quarter 2001, the Company advanced $200,000 in the form of a note receivable to Orion Capital Markets, Inc., an unrelated real estate mortgage company. The note is non-interest bearing, uncollateralized, due on demand, and can be called any time after December 31, 2001. The Company will receive principal plus twenty percent (20%) of the net profits from the sale of certain real estate as consideration for the loan to Orion Capital Markets, Inc.

NOTE 5.  ADVANCE TO INVESTEE

During 2000, the Company entered into an agreement with Worldwide Petromoly,
Inc. ("WPI"), a publicly traded entity. Through this agreement, the Company agreed to advance WPI a maximum of $250,000 to assist in the marketing of WPI's newly developed product. During the year ended December 31, 2000, the Company advanced WPI $103,958. During the first quarter of 2001, the Company advanced an additional $137,546 was advanced to WPI. In return for the advances, the Company received 125,000 shares of WPI common stock with a fair value of $31,250 during
2000, and will receive twenty-five percent (25%) of the net profits from the sale of WPI's product. No net profits from the sale of WPI's product have been recognized during 2000 or 2001. Due to the uncertainty of receiving any future returns under this agreement, the Company has expensed all advances to WPI in excess of the fair value of the stock received.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The discussion in "management's discussion and analysis of financial condition and results of operations" in this Form 10-QSB may contain analyses and other forward-looking statements within the meaning of Sections 27A of the Securities
Act of 1933 and Section 21E of the Securities Act of 1934. These forward-looking statements are subject to business and economic risks, and our actual results could differ materially from those set forth in the forward-looking statements as a result of certain risk factors that may impact future operating results as set forth in our annual report filed on Form 10-KSB for the years ended December
31, 2000 and 1999. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements, wherever they appear in this Form 10-QSB. These statements include, without limitation, statements concerning the potential operations and results of the Company described below.

BACKGROUND

Management believes that the Company will begin marketing Distributed Generation products in August 2001 and, as a result, have incremental revenues during calendar year 2001. Since January 1998, the Company has been primarily engaged in researching the newly deregulated electric power industry, evaluating potential opportunities, and developing a business plan. During the year ended
December 31, 2000, the Company had no revenues, except for the $202,597 resulting from the ITABO project in the fourth quarter 2000, which involved rebuilding condensors in an existing power plant. The Company's operations have been conducted from working capital. As a result, the Company has experienced operating losses for 1999, 2000 and the three months ended March 31, 2001.
Management anticipates operating losses to continue during fiscal year 2001 as its operational expenses will increase.

In addition to the Company's continued operating losses, the Company used significant amounts of cash from operating activities of $1,473,163, and
$1,326,971 respectively, in 1999 and 2000, and $454,285 for the three months ended March 31, 2001. These financial conditions required the Company's
Accountant to issue a "going concern" opinion as part of the presentation of the
Company's financial statements for the years ended December 31, 2000 and 1999.

RESULTS OF OPERATIONS

REVENUE

No revenue was generated in the three months ended March 31, 2000. Additionally, no revenue was generated in the three months ended March 31, 2001.

OPERATING EXPENSES

Operating expenses decreased 26% or $122,692 from $466,576 for the three months ended March 31, 2000 to $343,884 for the three months ended March 31, 2001. The decrease in operating expenses is primarily attributable to the decrease in expenses related to contract employees and outside services of $130,056 from
$251,775 to $121,719 for the three months ended March 31, 2000 and 2001.

The decrease in expenses related to contract employees and outside services is offset by an increase in legal and professional fees of $13,942 from $38,606 for the three months ended March 31, 2000 to $52,548 for the three months ended
March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $11,143 at March 31, 2001. Cash used in operating activities totaled $454,285 for the three months ended March 31, 2001 consisting of the net loss of $474,352, offset primarily by common stock issued for services of $15,000, common stock issued as compensation of $52,500 and increased by a decrease in accounts payable of $56,905. The cash used in operating activities of $386,558 for the three months ended March 31, 2000 consisted primarily of the net loss of $466,151 offset by common stock issued for services of $109,374.

Cash used in investing activities totaled $213,943 for the three months ended
March 31, 2001 compared to $60,995 for the three months ended March 31, 2000.
Cash used in investing activities during 2001 consisted primarily of advances on notes receivable of $200,000. Cash used in investing activities for the three months ended March 31, 2000 consisted primarily of advances on notes receivable from related parties.

Cash provided by financing activities increased from $457,190 for the three months ended March 31, 2000 to $610,100 for the three months ended March 31,
2001 due to increased proceeds from the sale of common stock.

The Company continues to rely on cash from the sale of its common stock to finance its business plan and current operations. There can be no assurance that the Company can continue to raise the necessary capital to execute its business plan. The Company believes that it will require cash of approximately $300,000 for the next twelve (12) months in order to cover the costs of operations while it continues to build its revenue stream.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not Applicable.

ITEM 5. OTHER INFORMATION.
Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
(a)      Our balance sheets as of December 31, 1999 and 2000 and related statement of operations and changes in shareholder's equity, required to be filed as an exhibit herein, is incorporated by reference to our Form 10-SB/A, previously filed with the
              Commission on June 25, 2001.
(b)      Not Applicable.

SIGNATURES*
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTERNATIONAL ENERGY CONSULTANTS, INC.

 October 11, 2001                                   /s/ Tony Sanzari
      Date                                          Tony Sanzari
                                                    (Signature)**