Form 10QSB
period 2001-06-30
INTERNATIONAL ENERGY CONSULTANTS INC
filed 2001-10-15
CIK 1074378

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended:
        June 30, 2001
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

PART I - FINANCIAL INFORMATION

                     INTERNATIONAL ENERGY CONSULTANTS, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                  (Unaudited)
                                                    June 31,         December 31,
                                                      2001                2000
                                                 ----------          ----------

Current assets
    Cash and cash equivalents                  $     47,234        $     69,271
    Available for sale securities                    18,750              11,875
    Note receivable                                 305,000                   -
    Prepaid expenses                                 16,313              11,567
                                                 ----------          ----------
              Total current assets                  387,297              92,713

Property and equipment, net                          37,927              47,061

Other assets
    Notes receivable from related parties           170,000             330,815
    Interest receivable from related parties          8,993               7,957
    Deposits and other                               12,909              15,680
                                                 ----------          ----------
              Total other assets                    191,902             354,452
                                                 ----------          ----------

              Total assets                     $    617,126        $    494,226
                                                 ==========          ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                           $     44,740        $    130,404
    Accrued liabilities                               1,002               5,998
                                                 ----------          ----------
              Total current liabilities              45,742             136,402

Deferred rent                                         2,250               2,719
                                                 ----------          ----------
              Total liabilities                      47,992             139,121

Shareholders' equity
    Common stock - $0.01 par value;
      50,000,000 shares authorized;
      3,581,438 (unaudited) and
      2,202,035 shares issued and
      outstanding, respectively                      35,814              22,020
    Additional paid-in capital                    5,428,934           4,000,212
    Accumulated deficit                          (4,883,114)         (3,647,752)
    Accumulated other comprehensive loss            (12,500)            (19,375)
                                                 ----------          ----------
              Total shareholders' equity            569,134             355,105
                                                 ----------          ----------

              Total liabilities and
                shareholders' equity           $    617,126        $    494,226
                                                 ==========          ==========

See notes to accompanying interim financial statements.

                     INTERNATIONAL ENERGY CONSULTANTS, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three months ended June 30,        Six months ended June 30,
                                               2001            2000              2001            2000
                                            ----------      ----------        ----------      ----------

Revenues                                  $    12,600     $        -       $     12,600     $        -
Operating expenses                            522,641         627,359           866,525       1,093,935
                                            ----------      ----------        ----------      ----------
         Operating loss                      (510,041)       (627,359)         (853,925)     (1,093,935)
Other income (expense)
   Write off of advance to investee          (252,884)             -           (390,430)             -
   Interest income from related parties         1,915           1,381             8,993           1,806
                                            ----------      ----------        ----------      ----------
         Total other income (expense)        (250,969)          1,381          (381,437)          1,806
                                            ----------      ----------        ----------      ----------
         Net loss                         $  (761,010)    $  (625,978)      $(1,235,362)    $(1,092,129)
                                            ==========      ==========        ==========      ==========

Net loss per common share - basic
   and diluted                            $     (0.24)    $     (0.41)      $     (0.43)    $     (0.79)
                                            ==========      ==========        ==========      ==========

Weighted average number of common
   shares outstanding - basic and diluted   3,246,407       1,535,562         2,877,509       1,376,795
                                            ==========      ==========        ==========      ==========

See notes to accompanying interim financial statements.

                     INTERNATIONAL ENERGY CONSULTANTS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                 Six months          Six months
                                                   ended               ended
                                               June 30, 2001       June 30, 2000
                                               -------------       -------------

Cash flows from operating activities
    Net loss                                  $  (1,235,362)      $ (1,092,129)
    Adjustments to reconcile net loss
       to net cash used in
       operating activities:
      Depreciation                                    9,134              8,823
      Write off of notes receivable from
        related parties                             172,818                  -
      Common stock issued for services               40,000            137,999
      Common stock issued as compensation            77,500             75,000
      Changes in operating assets
          and liabilities:
        Prepaid expenses                             (4,746)           (17,259)
        Deposits and other                            2,771             (2,776)
        Accounts payable                            (85,664)           (23,178)
        Accrued liabilities                          (4,996)               225
        Deferred rent                                  (469)           (14,368)
                                               -------------       -------------
              Cash flows used in
                operating activities             (1,029,014)          (927,663)
Cash flows from investing activities
    Purchases of property and equipment                   -             (8,185)
    Advances on notes receivable                   (305,000)                 -
    Advances on notes receivable from
       related parties                              (12,003)          (100,145)
    Interest receivable from related parties         (1,036)            (1,806)
                                               -------------       -------------
              Cash flows used in
                investing activities               (318,039)          (110,136)
Cash flows from financing activities
    Proceeds from issuance of common stock        1,325,016          1,126,140
                                               -------------       -------------
Net increase (decrease) in cash and
  cash equivalents                                  (20,037)            88,341

Cash and cash equivalents,
   beginning of period                               69,271             86,327
                                               -------------       -------------
Cash and cash equivalents,
   end of period                              $      47,234       $    174,668
                                               =============       =============
Supplemental disclosures for
   cash flow information:
    Cash paid during the period for:
      Interest                                $           -       $          -
                                               =============       =============
      Income taxes                            $           -       $          -
                                               =============       =============

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

NOTE 2.  GOING CONCERN

The financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained net losses of $1,939,068 and $1,497,600 for the years ended December 31, 2000 and 1999, respectively, and a net loss of $1,235,362 for the six months ended June 30, 2001. Cash used in operations for the same periods aggregated $1,326,971, $1,473,163, and
$1,029,014, respectively. The Company's continued existence depends upon the success of management to raise additional capital necessary to meet the
Company's obligations as they come due and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of its common stock. The Company provides no assurances that it will be successful in completing additional financing transactions.

The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the Company's inability to continue as a going concern.

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

In July 2001, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 141, "Business Combinations," which requires the purchase method of accounting for business combination transactions initiated after June 30, 2001.

In July 2001, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets,"
which requires that goodwill recorded on acquisitions completed prior to July 1,
2001 be amortized through December 31, 2001. Goodwill amortization is precluded on acquisitions completed after June 30, 2001. Effective January 1, 2002, goodwill will no longer be amortized but will be tested for impairment as set forth in the statement.

NOTE 4.  NOTE RECEIVABLE

During the first six months of 2001, the Company advanced $305,000 in the form of a note receivable to Orion Capital Markets, Inc., an unrelated real estate mortgage company. The note is non-interest bearing, uncollateralized, due on demand, and can be called any time after December 31, 2001. The Company will receive principal plus twenty percent (20%) of the net profits from the sale of certain real estate as consideration for the loan to Orion Capital Markets, Inc.

NOTE 5.  ADVANCE TO INVESTEE

During 2000, the Company entered into an agreement with Worldwide Petromoly,
Inc. ("WPI"), a publicly traded entity. Through this agreement, the Company agreed to advance WPI $250,000 to assist in the marketing of WPI's newly developed product. During the year ended December 31, 2000, the Company advanced
WPI $103,958. During the six months ended June 30, 2001, the Company advanced an additional $390,430 to WPI. In return for the advances, the Company received
125,000 shares of WPI common stock with a fair value of $31,250 during 2000, and will receive twenty-five percent (25%) of the net profits from the sale of WPI's product. No net profits from the sale of WPI's product have been recognized during 2000 or 2001. Due to the uncertainty of receiving any future returns under this agreement, the Company has expensed all advances to WPI in excess of the fair value of the stock received.

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

BACKGROUND

Management believes that the Company will begin to market Distributed Generation products in late 2001 and, as a result, have incremental revenues during calendar year 2001. Since January 1998, the Company has been primarily engaged in researching the newly deregulated electric power industry, evaluating potential opportunities and developing a business plan. During this period the
Company had limited revenues, $202,597 resulting from the ITABO project in the fourth quarter 2000, which involved rebuilding condensors in an existing power plant, and $12,600 in the second quarter of 2001 resulting from a single consulting engagement. The Company's operations have been conducted from working capital. As a result, the Company has experienced operating losses for 1999,
2000 and the six months ended June 30, 2001. Management anticipates operating losses to continue during fiscal year 2001 as its operational expenses will increase.

In addition to the Company's continued operating losses, the Company used significant amounts of cash from operating activities of $1,473,163, and
$1,326,971 respectively, in 1999 and 2000, and $1,029,014 for the six months ended June 30, 2001. These financial conditions required the Company's
Accountant to issue a "going concern" opinion as part of the presentation of the
Company's financial statements for the years ended December 31, 2000 and 1999.

RESULTS OF OPERATIONS

REVENUE

No revenue was generated in the three months ended June 30, 2000. Minimal revenue was generated in the six months ended June 30, 2001.

OPERATING EXPENSES

Operating expenses decreased seventeen percent (17%) or $104,718 from $627,359 for the three months ended June 30, 2000 to $522,641 for the three months ended
June 30, 2001. The decrease in operating expenses is primarily attributable to the decrease in expenses related to contract employees and outside services of
62% or $238,545 from $383,286 for the three months ended June 30, 2000 to
$144,741, offset by an increase in compensation expense of $129,119 from
$118,794 for the three months ended June 30, 2000 to $247,913 for the three months ended June 30, 2001.

Operating expenses decreased 25% or $277,410 from $1,093,935 for the six months ended June 30, 2000 to $866,525 for the six months ended June 30, 2001. The decrease in operating expenses is primarily attributable to the decrease in expenses related to contract employees and outside services of 58% or $368,601 from $635,061 for the six months ended June 30, 2000 to $266,460 for the six months ended June 30, 2001 offset by an increase in compensation expense of
$168,257 from $164,829 for the six months ended June 30, 2000 to $333,086 for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $47,234 at June 30, 2001. Cash used in operating activities totaled $1,029,014 for the six months ended June 30, 2001 consisting of the net loss of $1,235,362, offset primarily by common stock issued for services of $40,000, common stock issued as compensation of $77,500 and a write off of notes receivable from related parties of $172,818, and increased primarily by a decrease in accounts payable and accrued liabilities of
$90,660. The cash used in operating activities of $927,663 for the six months ended June 30, 2000 consisted primarily of the net loss of $1,092,129 offset primarily by common stock issued for services of $137,999 and common stock issued as compensation of $75,000.

Cash used in investing activities totaled $318,039 for the six months ended June
30, 2001 compared to $110,136 for the six months ended June 30, 2000. Cash used in investing activities increased in 2001 due to advances on notes receivable of
$305,000 to an unrelated third party offset by a decrease in advances on notes receivable for the six months ended June 30, 2000 compared to the corresponding six month period in 2001 of $100,145 to $12,003, respectively.

Cash provided by financing activities increased from $1,126,140 for the six months ended June 30, 2000 to $1,325,016 for the six months ended June 30, 2001 due to increased proceeds from the sale of common stock.

The Company continues to rely on cash from the sale of its common stock to finance its business plan and current operations. There is no guarantee that the
Company can continue to raise the necessary capital to execute its business plan. The Company believes that it will require cash of approximately $300,000 for the next twelve (12) moths in order to cover the costs of operations while it continues to build its revenue stream.

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